Form 10-Q
period 2026-06-30
Cartesian Growth Corp IV
filed 2026-08-12
CIK 2126043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43368

CARTESIAN GROWTH CORPORATION IV

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	001-43368	N/A
(State or other jurisdiction	(Commission File Number)	(I.R.S. Employer
of incorporation)		Identification No.)

505 Fifth Avenue, 15th Floor
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 461-6363
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	CGCFU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CGCF	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CGCFW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 7, 2026, there were 27,500,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CARTESIAN GROWTH CORPORATION IV

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of June 30, 2026 (unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and for the Period from February 20, 2026 (Inception) Through June 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and for the Period from February 20, 2026 (Inception) Through June 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from February 20, 2026 (Inception) Through June 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTESIAN GROWTH CORPORATION IV

CONDENSED BALANCE SHEET

(UNAUDITED)

June 30, 2026
ASSETS:
Current assets
Cash	$293,633
Prepaid expenses	18,725
Total current assets	312,358
Investments held in Trust Account	275,054,127
TOTAL ASSETS	$275,366,485

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accrued expenses	$9,109
Accrued offering costs	78,600
Over-allotment option liability	65,600
Total current liabilities	153,309
Sponsor loan	750,000
Deferred underwriting fee	11,500,000
Total Liabilities	12,403,309

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,500,000 shares at redemption value of approximately $10.00 per share	275,054,127

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 27,500,000 shares subject to possible redemption) as of June 30, 2026	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719
Additional paid-in capital	—
Accumulated deficit	(12,091,670)
Total Shareholders’ Deficit	$(12,090,951)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$275,366,485

(1)	On June 26, 2026, the underwriters partially exercised their over-allotment option for 2,500,000 Units, resulting in 625,000 founder shares no longer subject to surrender. The remaining 1,250,000-unit over-allotment option expired unexercised on August 8, 2026, and the Sponsor surrendered the remaining 312,500 founder shares.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Period from February 20, 2026 (Inception) Through June 30, 2026
Formation, general and administrative costs	$77,949	$94,879
Loss from operations	(77,949)	(94,879)

Other income:
Interest earned on investments held in Trust Account	54,127	54,127
Total other income	54,127	54,127

Net loss	$(23,822)	$(40,752)

Weighted average shares outstanding, Class A redeemable ordinary shares	611,111	839,695
Basic and diluted net loss per share, Class A redeemable ordinary shares	$(0.00)	$(0.01)
Weighted average Class B ordinary shares outstanding, basic(1)	6,277,473	6,269,084
Basic net loss per Class B ordinary share	$(0.00)	$(0.01)
Weighted average Class B ordinary shares outstanding, diluted(1)	6,277,473	6,269,084
Diluted net loss per Class B ordinary share	$(0.00)	$(0.01)

(1)	On June 26, 2026, the underwriters partially exercised their over-allotment option for 2,500,000 Units, resulting in 625,000 founder shares no longer subject to surrender. The remaining 1,250,000-unit over-allotment option expired unexercised on August 8, 2026, and the Sponsor surrendered the remaining 312,500 founder shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026

AND FOR THE PERIOD FROM FEBRUARY 20, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 20, 2026 (Inception)	—	$—	$—	$—	$—
Class B ordinary shares issued	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(16,930)	(16,930)
Balance as of March 31, 2026	7,187,500	719	24,281	(16,930)	8,070
Accretion for Class A ordinary shares to redemption amount	—	—	(9,685,439)	(12,050,918)	(21,736,357)
Sale of Private Placement Warrants	—	—	5,000,000	—	5,000,000
Fair Value of Public Warrants at issuance	—	—	4,980,250	—	4,980,250
Allocated value of transaction costs to warrants and overallotment liability	—	—	(1,751,759)	—	(1,751,759)
Fair value of founder shares to non-managing members			1,432,667		1,432,667
Net loss	—	—	—	(23,822)	(23,822)
Balance as of June 30, 2026	7,187,500	$719	$—	$(12,091,670)	$(12,090,951)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 20, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(40,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(54,127)
Changes in operating assets and liabilities:
Prepaid expenses	(18,725)
Accrued expenses	9,109
Net cash used in operating activities	(104,495)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from sale of Units, net of underwriting discounts paid	270,000,000
Proceeds from sale of Private Placements Warrants	5,000,000
Proceeds from Sponsor Loan	750,000
Payment of offering costs	(376,872)
Net cash provided by financing activities	275,398,128

Net change in cash	293,633
Cash, beginning of the period	—
Cash, end of the period	$293,633

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$78,600
Accretion of Class A ordinary shares to redemption value	$21,736,357
Over-allotment option liability	$65,600
Deferred underwriting fee payable	$11,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Cartesian Growth Corporation IV (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on February 20, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from February 20, 2026 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 24, 2026. On June 26, 2026, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $275,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $2.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, CGC IV Sponsor LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $5,000,000. Of the 2,500,000 Private Placement Warrants, the Sponsor purchased 937,500 Private Placement Warrants and Cantor purchased 1,562,500 Private Placement Warrants.

Transaction costs amounted to $18,388,139, consisting of $5,000,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, excess fair value over cost of founder shares transferred to non-managing members of $1,432,667, and $455,472 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the deferred underwriting commissions, permitted withdrawals (as defined below) prior to our initial Business Combination and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on June 26, 2026, an amount of $275,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering, or by such earlier date as the Company’s board of directors may approve, or such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to the Company’s amended and restated memorandum and articles of association (the “Articles”) approved by the Company’s shareholders (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Articles to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, but without deduction for any excise or similar tax that may be due or payable and less permitted withdrawals), divided by the number of then-outstanding public shares. The Company is permitted to withdraw amounts from the Trust Account to fund its working capital requirements (including to repay the Sponsor Loan or Working Capital Loans (as defined below)). Such withdrawal is limited to no more than, $250,000 of the interest earned on the Trust Account per calendar quarter, and the aggregate amount may not exceed $1,000,000 per calendar year. All permitted withdrawals may be made only (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is sufficient to cover the permitted withdrawal amount (“permitted withdrawals”). The amount in the Trust Account is initially invested at $10.00 per Public Share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, but without deduction for any excise or similar tax that may be due or payable, less permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, CGC IV Sponsor DirectorCo LLC (“DirectorCo”), and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent registered public accounting firm), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (but without deduction for any excise or similar tax that may be due or payable), and less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 8, 2026. The interim results for the three months ended June 30, 2026 and for the period from February 20, 2026 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 26, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $750,000. As of June 30, 2026, the Company had $293,633 in cash and a working capital of $159,049.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into warrants upon consummation of the Business Combination at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement. The Company has the duration of the Completion Window to complete the initial Business Combination.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on February 20, 2026 (see Note 9).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $293,633 in cash and no cash equivalents as of June 30, 2026.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Investments Held in Trust Account

As of June 30, 2026, the investments held in the Trust Account, amounting to $275,054,127, were held in money market funds invested in U.S. government treasury obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. The gross proceeds from the Initial Public Offering and the related offering costs were allocated to the Class A ordinary shares subject to possible redemption and the Public Warrants based on the relative fair values of the respective instruments issued. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity in accordance with ASC 480-10-S99, while offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders' deficit, as such warrants were determined to qualify for equity classification under ASC 815-40.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. On June 26, 2026, the underwriters partially exercised their over-allotment option in the amount of 2,500,000 Units and the unexercised balance of 1,250,000 Units expired unexercised on August 8, 2026. As of June 30, 2026, the underwriters' remaining over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

Over-allotment Option

The Company accounts for its over-allotment option as a liability measured at fair value on a recurring basis. The fair value is determined using the Black-Scholes option pricing model, which requires management to make significant estimates regarding expected volatility, expected term, and the risk-free interest rate. Changes in these assumptions could result in materially different fair value measurements and corresponding non-cash gains or losses recognized in the statement of operations. Because the over-allotment option is measured at fair value, these estimates do not impact the Company's cash flows.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the sale of private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their relative fair values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$275,000,000
Less:
Proceeds allocated to Public Warrants	(4,980,250)
Proceeds allocated to over-allotment option	(65,600)
Public Shares issuance costs	(16,636,380)
Plus:
Remeasurement of carrying value to redemption value	21,736,357
Class A ordinary shares subject to possible redemption, June 30, 2026	$275,054,127

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net loss per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net loss per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted loss per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended June 30, 2026 and for the period from February 20, 2026 (inception) through June 30, 2026, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended June 30,		For the Period from February 20, 2026 (Inception) Through June 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(2,113)	$(21,709)	$(4,814)	$(35,938)
Denominator:
Basic weighted-average shares outstanding	611,111	6,277,473	839,695	6,269,084
Basic net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

	For the Three Months Ended June 30,		For the Period from February 20, 2026 (Inception) Through June 30,
	2026		2026
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Allocation of net loss	$(2,113)	$(21,709)	$(4,814)	$(35,938)
Denominator:
Diluted weighted-average shares outstanding	611,111	6,277,473	839,695	6,269,084
Diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 3 — Initial Public Offering

In the Initial Public Offering, on June 26, 2026, the Company sold 27,500,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units, at a purchase price of $10.00 per Unit. The Company granted the underwriters a 45-day option from the effective date of Initial Public Offering to purchase up to 1,250,000 additional Units to cover the remaining over-allotments (Note 6). The unexercised balance of 1,250,000 Units expired unexercised on August 8, 2026. Each Unit consists of one Public Share and one-third of one redeemable Public Warrant. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of June 30, 2026, there were 11,666,667 Warrants outstanding, including 9,166,667 Public Warrants and 2,500,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 2,500,000 Private Placement Warrants, at a price of $2.00 per Private Placement Warrant, or $5,000,000 in the aggregate, in a private placement, of which 937,500 Private Placement Warrants were purchased by the Sponsor and 1,562,500 Private Placement Warrants were purchased by Cantor. Each Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants will be identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Sponsor, DirectorCo, and the Company’s officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 5 — Related Party Transactions

Founder Shares

On March 18, 2026, the Sponsor and DirectorCo made a capital contribution of an aggregate of $25,000, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued an aggregate of 7,187,500 founder shares to the Sponsor and DirectorCo. Up to 937,500 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On June 26, 2026, the underwriters partially exercised their over-allotment option for 2,500,000 Units, resulting in 625,000 founder shares no longer subject to surrender. The remaining 1,250,000-unit over-allotment option expired unexercised on August 8, 2026, and the Sponsor surrendered the remaining 312,500 founder shares.

As of June 30, 2026, the non-managing members of the Sponsor subscribed for interests in the Sponsor. No new founder shares were issued to the Sponsor. Because this subscription is treated by the Company as a transfer by the Sponsor to such non-managing members of a portion of the founder shares, the Company has analyzed such transfer and whether it is in the scope of SEC’s Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering, which indicates that “Specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”. This subscription of the non-managing members of the Sponsor for interests in the Sponsor represents an indirect interest in up to 1,166,667 of the 7,187,500 founder shares as of June 30, 2026. The subscription price paid by the non-managing members of the Sponsor for such interests in the Sponsor was $3,500 in the aggregate, or $0.003 per implied founder share, assuming an interest in 1,166,667 founder shares. The total fair value of the 1,166,667 founder shares on June 26, 2026, was $1,436,167 or $1.231 per share. The Company established the initial fair value of the founder shares on June 26, 2026, using a Monte Carlo Simulation Model, and classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a Business Combination, the probability of the Initial Public Offering, and other variables. The primary assumptions used in the valuation of founder shares were (i) a share price of $9.819, (ii) a restricted term of 2.75 years, (iii) the risk-free rate of 4.08%, (iv) volatility of 11.4%, (v) a likelihood of initial Business Combination of 13.1%, and (vi) a discount for lack of marketability of 4.3%. The fair value of founder shares transferred to non-managing members less the consideration paid by them, or $1,432,667, was recorded as an offering cost and was allocated solely to permanent equity and was charged to additional paid-in capital.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the founder shares will be released from the Lock-up.

Sponsor Loan

The Sponsor has agreed to loan the Company an aggregate of up to $750,000 to be used for a portion of the expenses of the Initial Public Offering (“Sponsor Loan”). The loan is non-interest bearing, unsecured and due on the closing of the initial Business Combination but may be prepaid at any time. As of June 30, 2026, the Company had borrowed $750,000 under the Sponsor Loan.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, no such Working Capital Loans were outstanding.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflicts involving the United States, Israel, Iran and others in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and escalation of the conflict involving the United States, Israel, Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the recent escalation of the conflicts involving the United States, Israel, Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the founder shares (and the Class A ordinary shares issuable upon conversion of the founder shares), Private Placement Warrants (and the Class A ordinary shares underlying such Private Placement Warrants), and private placement equivalent-warrants that may be issued upon conversion of the Working Capital Loans are entitled to registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on June 24, 2026. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the five-year period beginning from the commencement of sales in the Initial Public Offering. In addition, Cantor may participate in a “piggy-back” registration only during the seven-year period beginning from the commencement of sales in the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than the gross proceeds from Units sold pursuant to the underwriters’ over-allotment option, and 6.0% of the gross proceeds from Units sold pursuant to the underwriters’ over-allotment option, or $11,500,000 in the aggregate. The deferred underwriting discount included an additional amount of up to $750,000, which was contingent upon the exercise of the remaining 1,250,000 Unit over-allotment option. Because the remaining over-allotment option expired unexercised on August 8, 2026, the additional deferred underwriting discount of up to $750,000 was no longer payable after that date. The deferred underwriting discount is payable upon the completion of the Company's initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding 27,500,000 shares subject to possible redemption.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were 7,187,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 312,500 Class B ordinary shares remain subject to surrender depending on the extent to which the underwriters’ remaining over-allotment option is exercised within the 45-day period following the effective date of the Initial Public Offering. On August 8, 2026, the unexercised balance of 1,250,000 Units expired unexercised, resulting in the surrender and cancellation of the remaining 312,500 Class B ordinary shares that had been subject to surrender.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Articles or as required by the Companies Act (Revised) of the Cayman Islands, as the same may be amended from time to time, or stock exchange rules, an ordinary resolution under Cayman Islands law and the Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, and pursuant to the Articles, such actions include amending the Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	Level	June 30, 2026
Investments held in Trust Account	1	$275,054,127
Over-allotment liability	3	$65,600

The over-allotment option was accounted for as a liability in accordance with FASB ASC 480 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations. There was no change in the fair value of the over-allotment option liability from its partial exercise on June 26, 2026 through June 30, 2026. Accordingly, no gain or loss from the remeasurement of the liability was recognized during that period.

The fair value of the over-allotment option is $65,600, or $0.052 per option unit. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key assumptions used in the Black-Scholes option pricing model to value the over-allotment option at its initial measurement and subsequent measurement were as follows:

	June 26, 2026	June 30, 2026
Risk-free interest rate	3.70%	3.70%
Expected term (years)	0.12	0.12
Volatility	1.67%	1.67%
Exercise price	$10.00	$10.00

The fair value of the Public Warrants is $4,980,250 or $0.543 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

June 26, 2026
Volatility	11.4%
Risk-free rate	4.08%
Share price	$9.82
Weighted term (years)	2.66

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODMs have been identified as the Chief Executive Officer and Chief Financial Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30, 2026
Cash	$293,633
Investments held in Trust Account	$275,054,127

	For the Three Months Ended June 30, 2026	For the Period from February 20, 2026 (Inception) through June 30, 2026
Formation, general and administrative expenses	$77,949	$94,879
Interest earned on investments held in Trust Account	$54,127	$54,127

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value while maintaining compliance with the Trust Agreement. Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statement was issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On August 8, 2026, Cantor notified the Company that it would not exercise its remaining over-allotment option. As a result, the remaining unissued shares subject to the over-allotment option expired unexercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Cartesian Growth Corporation IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CGC IV Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on February 20, 2026 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 20, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $23,822, which consists of loss from operations of $77,949, offset by interest income on investments held in the Trust Account of $54,127.

For the period from February 20, 2026 (inception) through June 30, 2026, we had a net loss of $40,752, which consists of loss from operations of $94,879, offset by interest income on investments held in the Trust Account of $54,127.

Liquidity and Capital Resources

On June 26, 2026, we consummated the Initial Public Offering of 27,500,000 Units at $10.00 per Unit, generating gross proceeds of $275,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,500,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, in a private placement to the Sponsor and the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $5,000,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Units, a total of $275,000,000 was placed in the Trust Account. We incurred $18,388,139, consisting of $5,000,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, excess fair value over cost of founder shares transferred to non-managing members of $1,432,667, and $455,472 of other offering costs.

For the period from February 20, 2026 (inception) through June 30, 2026, cash used in operating activities was $104,495. Net loss of $40,752 was affected by interest earned on investments held in the Trust Account of $54,127. Changes in operating assets and liabilities used $9,616 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $275,054,127 (including approximately $54,127 of interest income), consisting of U.S. Treasury Bills with maturities of 185 days or less. We may withdraw interest earned on the Trust Account to pay taxes, fund working capital requirements of up to $250,000 per calendar quarter, and, if we fail to complete a Business Combination, up to $100,000 to pay dissolution expenses. We intend to use substantially all of the funds held in the Trust Account, including any interest earned thereon (less permitted withdrawals), to complete our initial Business Combination. To the extent our share capital or debt is used, in whole or in part, as consideration for our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than below:

Underwriters’ Agreement

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than the gross proceeds from Units sold pursuant to the underwriters’ over-allotment option, and 6.0% of the gross proceeds from Units sold pursuant to the underwriters’ over-allotment option, or $11,500,000 in the aggregate. The deferred underwriting discount included an additional amount of up to $750,000, which was contingent upon the exercise of the remaining 1,250,000 Unit over-allotment option. Because the remaining over-allotment option expired unexercised on August 8, 2026, the additional deferred underwriting discount of up to $750,000 was no longer payable after that date. The deferred underwriting discount is payable upon the completion of the Company's initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates and Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. However, we have identified the following critical accounting policies:

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. On June 26, 2026, the underwriters partially exercised their over-allotment option in the amount of 2,500,000 Units and the unexercised balance of 1,250,000 Units expired unexercised on August 8, 2026. As of June 30, 2026, the underwriters' remaining over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2026, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $275,000,000. Cantor acted as Sole Book-Running Manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-296614). The Securities and Exchange Commission declared the registration statements effective on June 24, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $2.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, CGC IV Sponsor LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $5,000,000. Of the 2,500,000 Private Placement Warrants, the Sponsor purchased 937,500 Private Placement Warrants and Cantor purchased 1,562,500 Private Placement Warrants. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions.

We paid a total of $18,388,139, consisting of $5,000,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, excess fair value over cost of founder shares transferred to non-managing members of $1,432,667, and $455,472 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Insider Trading Arrangements and Policies

For the period from February 20, 2026 (inception) through June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 24, 2026, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 30, 2026)
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 30, 2026)
4.1	Warrant Agreement, dated June 24, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 30, 2026)
10.1	Letter Agreement, dated June 24, 2026, between the Company and CGC IV Sponsor LLC. (incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 30, 2026)
10.2	Letter Agreement, dated June 24, 2026, between the Company, CGC IV Sponsor DirectorCo LLC and each director and executive officer of the Company (incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 30, 2026)
10.3	Investment Management Trust Agreement, dated June 24, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 30, 2026)
10.4	Registration Rights Agreement, dated June 24, 2026, among the Company and certain security holders (incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 30, 2026)
10.5	Private Placement Warrants Purchase Agreement, dated June 24, 2026, between the Company and CGC IV Sponsor LLC (incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 30, 2026)
10.6	Private Placement Warrants Purchase Agreement, dated June 24, 2026, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to an exhibit to the Registrant’s Form 8-K, filed with the SEC on June 30, 2026)
10.7	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-296614), filed with the SEC on June 8, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN GROWTH CORPORATION IV

Date: August 12, 2026	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Nam Trinh
	Name:	Nam Trinh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)