Form 10-Q
period 2026-09-30
Cartesian Growth Corp IV
filed 2026-11-13
CIK 2126043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 27,500,000 Class A ordinary shares, $0.0001 par value and 6,875,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CARTESIAN GROWTH CORPORATION IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from February 20, 2026 (Inception) Through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from February 20, 2026 (Inception) Through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from February 20, 2026 (Inception) Through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CARTESIAN GROWTH CORPORATION IV

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2026
ASSETS:
Current assets
Cash	$56,598
Prepaid expenses	113,577
Total current assets	170,175
Long-term prepaid insurance	56,414
Investments held in Trust Account	277,342,988
TOTAL ASSETS	$277,569,577

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accrued expenses	$191,156
Accrued offering costs	75,000
Total current liabilities	266,156
Sponsor loan	500,000
Deferred underwriting fee	11,500,000
Total Liabilities	12,266,156

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,500,000 shares at redemption value of approximately $10.09 per share	277,342,988

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 27,500,000 shares subject to possible redemption) as of September 30, 2026	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding(1)	688
Additional paid-in capital	—
Accumulated deficit	(12,040,255)
Total Shareholders’ Deficit	$(12,039,567)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$277,569,577

(1)	On June 26, 2026, the underwriters partially exercised their over-allotment option for 2,500,000 Units, resulting in 625,000 founder shares no longer subject to surrender. The remaining 1,250,000-unit over-allotment option expired unexercised on August 8, 2026, and the Sponsor surrendered the remaining 312,500 founder shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Period from February 20, 2026 (Inception) Through September 30, 2026
Formation, general and administrative costs	$264,216	$359,095
Loss from operations	(264,216)	(359,095)

Other income:
Change in fair value of over-allotment option liability	65,600	65,600
Interest earned on investments held in Trust Account	2,538,861	2,592,988
Total other income	2,604,461	2,658,588

Net income	$2,340,245	$2,299,493

Weighted average shares outstanding, Class A redeemable ordinary shares	27,500,000	11,838,565
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.07	$0.13
Weighted average Class B ordinary shares outstanding, basic(1)	6,875,000	6,519,058
Basic net income per Class B ordinary share	$0.07	$0.13
Weighted average Class B ordinary shares outstanding, diluted(1)	6,875,000	6,519,058
Diluted net income per Class B ordinary share	$0.07	$0.13

(1)	On June 26, 2026, the underwriters partially exercised their over-allotment option for 2,500,000 Units, resulting in 625,000 founder shares no longer subject to surrender. The remaining 1,250,000-unit over-allotment option expired unexercised on August 8, 2026, and the Sponsor surrendered the remaining 312,500 founder shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

AND FOR THE PERIOD FROM FEBRUARY 20, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 20, 2026 (Inception)	—	$—	$—	$—	$—
Class B ordinary shares issued	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(16,930)	(16,930)
Balance as of March 31, 2026	7,187,500	719	24,281	(16,930)	8,070
Accretion for Class A ordinary shares to redemption amount	—	—	(9,685,439)	(12,050,918)	(21,736,357)
Sale of Private Placement Warrants	—	—	5,000,000	—	5,000,000
Fair Value of Public Warrants at issuance	—	—	4,980,250	—	4,980,250
Allocated value of transaction costs to warrants and overallotment liability	—	—	(1,751,759)	—	(1,751,759)
Fair value of founder shares to non-managing members			1,432,667		1,432,667
Net loss	—	—	—	(23,822)	(23,822)
Balance as of June 30, 2026	7,187,500	719	—	(12,091,670)	(12,090,951)
Surrender and cancellation of Class B ordinary shares	(312,500)	(31)	31	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(31)	(2,288,830)	(2,288,861)
Net income	—	—	—	2,340,245	2,340,245
Balance as of September 30, 2026	6,875,000	$688	$—	$(12,040,255)	$(12,039,567)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 20, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash flows from operating activities:
Net income	$2,299,493
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,592,988)
Change in fair value of over-allotment option liability	(65,600)
Changes in operating assets and liabilities:
Prepaid expenses	(113,577)
Long-term prepaid insurance	(56,414)
Accrued expenses	191,156
Net cash used in operating activities	(337,930)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(275,000,000)
Cash withdrawn from Trust Account for working capital purposes	250,000
Net cash used in investing activities	(274,750,000)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from sale of Units, net of underwriting discounts paid	270,000,000
Proceeds from sale of Private Placements Warrants	5,000,000
Proceeds from Sponsor Loan	750,000
Repayment of Sponsor Loan	(250,000)
Payment of offering costs	(380,472)
Net cash provided by financing activities	275,144,528

Net change in cash	56,598
Cash, beginning of the period	—
Cash, end of the period	$56,598

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Accretion of Class A ordinary shares to redemption value	$24,025,218
Allocation of IPO proceeds to over-allotment option liability	$65,600
Deferred underwriting fee payable	$11,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Cartesian Growth Corporation IV (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on February 20, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from February 20, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 14, 2026. The interim results for the three months ended September 30, 2026 and for the period from February 20, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 26, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $750,000. As of September 30, 2026, the Company had $56,598 in cash and a working capital deficit of $95,981.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into warrants upon consummation of the Business Combination at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company's liquidity condition raises substantial doubt about its ability to continue as a going concern for a period of at least one year from the date these unaudited condensed financial statements are issued. The Company expects to incur significant costs in pursuing its initial Business Combination, and the funds available outside the Trust Account are not sufficient to fund operations for the next twelve months. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $56,598 in cash and no cash equivalents as of September 30, 2026.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Investments Held in Trust Account

As of September 30, 2026, the investments held in the Trust Account, amounting to $277,342,988, were held in money market funds invested in U.S. government treasury obligations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. On June 26, 2026, the underwriters partially exercised their over-allotment option in the amount of 2,500,000 Units and the unexercised balance of 1,250,000 Units expired unexercised on August 8, 2026. The underwriters' remaining over-allotment option was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 until its expiration on August 8, 2026. Upon expiration, the over-allotment option liability of $65,600 was derecognized and recognized as a change in fair value of over-allotment option liability in the condensed statements of operations. As of September 30, 2026, there was no over-allotment option liability outstanding.

Over-allotment Option

The Company accounted for its over-allotment option as a liability measured at fair value. The fair value was determined using the Black-Scholes option pricing model, which required management to make significant estimates regarding expected volatility, expected term, and the risk-free interest rate. Changes in these assumptions could have resulted in materially different fair value measurements and corresponding non-cash gains or losses recognized in the statement of operations. Because the over-allotment option was measured at fair value, these estimates did not impact the Company's cash flows.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:
Gross proceeds	$275,000,000
Less:
Proceeds allocated to Public Warrants	(4,980,250)
Proceeds allocated to over-allotment option	(65,600)
Public Shares issuance costs	(16,636,380)
Plus:
Remeasurement of carrying value to redemption value	24,025,218
Class A ordinary shares subject to possible redemption, September 30, 2026	$277,342,988

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended September 30, 2026 and for the period from February 20, 2026 (inception) through September 30, 2026, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:
	For the Three Months Ended September 30,		For the Period from February 20, 2026 (Inception) Through September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,872,196	$468,049	$1,482,910	$816,583
Denominator:
Basic weighted-average shares outstanding	27,500,000	6,875,000	11,838,565	6,519,058
Basic net income per ordinary share	$0.07	$0.07	$0.13	$0.13

	For the Three Months Ended September 30,		For the Period from February 20, 2026 (Inception) Through September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income	$1,872,196	$468,049	$1,482,910	$816,583
Denominator:
Diluted weighted-average shares outstanding	27,500,000	6,875,000	11,838,565	6,519,058
Diluted net income per ordinary share	$0.07	$0.07	$0.13	$0.13

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026, there were 11,666,667 Warrants outstanding, including 9,166,667 Public Warrants and 2,500,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its designees, are not exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

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

SEPTEMBER 30, 2026

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

As of September 30, 2026, the non-managing members of the Sponsor subscribed for interests in the Sponsor. No new founder shares were issued to the Sponsor. Because this subscription is treated by the Company as a transfer by the Sponsor to such non-managing members of a portion of the founder shares, the Company has analyzed such transfer and whether it is in the scope of SEC’s Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering, which indicates that “Specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”. This subscription of the non-managing members of the Sponsor for interests in the Sponsor represents an indirect interest in up to 1,166,667 of the 6,875,000 founder shares as of September 30, 2026. The subscription price paid by the non-managing members of the Sponsor for such interests in the Sponsor was $3,500 in the aggregate, or $0.003 per implied founder share, assuming an interest in 1,166,667 founder shares. The total fair value of the 1,166,667 founder shares on June 26, 2026, was $1,436,167 or $1.231 per share. The Company established the initial fair value of the founder shares on June 26, 2026, using a Monte Carlo Simulation Model, and classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a Business Combination, the probability of the Initial Public Offering, and other variables. The primary assumptions used in the valuation of founder shares were (i) a share price of $9.819, (ii) a restricted term of 2.75 years, (iii) the risk-free rate of 4.08%, (iv) volatility of 11.4%, (v) a likelihood of initial Business Combination of 13.1%, and (vi) a discount for lack of marketability of 4.3%. The fair value of founder shares transferred to non-managing members less the consideration paid by them, or $1,432,667, was recorded as an offering cost and was allocated solely to permanent equity and was charged to additional paid-in capital.

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

Sponsor Loan

The Sponsor has agreed to loan the Company an aggregate of up to $750,000 to be used for a portion of the expenses of the Initial Public Offering (“Sponsor Loan”). The loan is non-interest bearing, unsecured and due on the closing of the initial Business Combination but may be prepaid at any time. As of September 30, 2026, the Company had borrowed $750,000 under the Sponsor Loan, of which $250,000 was repaid during the three months ended September 30, 2026, resulting in an outstanding balance of $500,000.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, no such Working Capital Loans were outstanding.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding 27,500,000 shares subject to possible redemption.

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 6,875,000 Class B ordinary shares issued and outstanding. On August 8, 2026, the underwriters’ remaining over-allotment option of 1,250,000 Units expired unexercised, resulting in the surrender and cancellation of the remaining 312,500 Class B ordinary shares that had been subject to surrender.

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

SEPTEMBER 30, 2026

(Unaudited)

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	Level	September 30, 2026
Investments held in Trust Account	1	$277,342,988

The over-allotment option was accounted for as a liability in accordance with FASB ASC 480 and was presented within liabilities on the balance sheet. The over-allotment option liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations. There was no change in the fair value of the over-allotment option liability from its partial exercise on June 26, 2026 through June 30, 2026. Accordingly, no gain or loss from the remeasurement of the liability was recognized during that period. On August 8, 2026, the remaining over-allotment option expired unexercised. As a result, the over-allotment option liability of $65,600 was derecognized and a gain of $65,600 was recognized as a change in fair value of over-allotment option liability in the condensed statements of operations for the three months ended September 30, 2026 and for the period from February 20, 2026 (inception) through September 30, 2026. As of September 30, 2026, there was no over-allotment option liability.

The fair value of the over-allotment option at its initial measurement on June 26, 2026 was $65,600, or $0.052 per option unit. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key assumptions used in the Black-Scholes option pricing model to value the over-allotment option at its initial measurement and subsequent measurement were as follows:

	June 26, 2026	June 30, 2026
Risk-free interest rate	3.70%	3.70%
Expected term (years)	0.12	0.12
Volatility	1.67%	1.67%
Exercise price	$10.00	$10.00

The fair value of the Public Warrants at issuance on June 26, 2026 was $4,980,250 or $0.543 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

June 26, 2026
Volatility	11.4%
Risk-free rate	4.08%
Share price	$9.82
Weighted term (years)	2.66

CARTESIAN GROWTH CORPORATION IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

September 30, 2026
Cash	$56,598
Investments held in Trust Account	$277,342,988

	For the Three Months Ended September 30, 2026	For the Period from February 20, 2026 (Inception) through September 30, 2026
Formation, general and administrative expenses	$264,216	$359,095
Interest earned on investments held in Trust Account	$2,538,861	$2,592,988

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value while maintaining compliance with the Trust Agreement. Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund current operations and eventually a Business Combination within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

On August 14, 2026, we announced that, commencing on or about August 17, 2026, holders of the units sold in our Initial Public Offering may elect to separately trade the Class A ordinary shares and warrants included in the units. The Class A ordinary shares and warrants that are separated trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “CGCF” and “CGCFW,” respectively.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 20, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,340,245, which consists of interest income on investments held in the Trust Account of $2,538,861 and a change in fair value of the over-allotment option liability of $65,600, offset by loss from operations of $264,216.

For the period from February 20, 2026 (inception) through September 30, 2026, we had net income of $2,299,493, which consists of interest income on investments held in the Trust Account of $2,592,988 and a change in fair value of the over-allotment option liability of $65,600, offset by loss from operations of $359,095.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $275,000,000 was placed in the Trust Account. We incurred transaction costs of $18,388,139, consisting of $5,000,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, excess fair value over cost of founder shares transferred to non-managing members of $1,432,667, and $455,472 of other offering costs.

For the period from February 20, 2026 (inception) through September 30, 2026, cash used in operating activities was $337,930. Net income of $2,299,493 was affected by interest earned on investments held in the Trust Account of $2,592,988 and a change in fair value of the over-allotment option liability of $65,600. Changes in operating assets and liabilities provided $21,165 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $277,342,988 (including approximately $2,342,988 of interest income, net of $250,000 withdrawn for working capital purposes), consisting of money market funds invested in U.S. government treasury obligations. During the three months ended September 30, 2026, we withdrew $250,000 of interest earned on the Trust Account for working capital purposes and repaid $250,000 of the Sponsor Loan. As of September 30, 2026, we had cash of $56,598 held outside the Trust Account and a working capital deficit of $95,981. We may withdraw interest earned on the Trust Account to pay taxes, fund working capital requirements of up to $250,000 per calendar quarter, and, if we fail to complete a Business Combination, up to $100,000 to pay dissolution expenses. We intend to use substantially all of the funds held in the Trust Account, including any interest earned thereon (less permitted withdrawals), to complete our initial Business Combination. To the extent our share capital or debt is used, in whole or in part, as consideration for our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. On June 26, 2026, the underwriters partially exercised their over-allotment option in the amount of 2,500,000 Units and the unexercised balance of 1,250,000 Units expired unexercised on August 8, 2026. The underwriters' remaining over-allotment option was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 until its expiration on August 8, 2026. Upon expiration, the over-allotment option liability of $65,600 was derecognized and recognized as a change in fair value of over-allotment option liability in the condensed statements of operations. As of September 30, 2026, there was no over-allotment option liability outstanding.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2026, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including the issuance of 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $275,000,000. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-296614). The Securities and Exchange Commission declared the registration statement effective on June 24, 2026. As a result of the partial exercise of the underwriters’ over-allotment option, 625,000 founder shares were no longer subject to forfeiture. Upon the expiration of the remaining over-allotment option in August 2026, the remaining 312,500 founder shares were forfeited for no consideration.

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

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions.

We incurred a total of $18,388,139, consisting of $5,000,000 of cash underwriting fees, $11,500,000 of deferred underwriting fees, excess fair value over cost of founder shares transferred to non-managing members of $1,432,667, and $455,472 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Insider Trading Arrangements and Policies

For the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CARTESIAN GROWTH CORPORATION IV

Date: November 12, 2026	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Nam Trinh
	Name:	Nam Trinh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)